Form 10QSB/A
period 2000-09-30
CYBERCOSMETICS INC
filed 2000-12-12
CIK 1016028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

                               Yes XX   No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 12, 2000 was 2,042,000.

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

Notes to Condensed Financial Statements......................................F-5

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                 As Of September 30, 2000 and December 31, 1999

                                                                                   (Unaudited)
                                                                                  September 30,      December 31,
                                                                                      2000               1999
                                                                                 ---------------   ----------------
ASSETS
CURRENT ASSETS:

     Cash                                                                       $             31  $               -
                                                                                 ---------------   ----------------
     TOTAL CURRENT ASSETS                                                                     31                  -

TOTAL ASSETS                                                                    $             31  $               -
                                                                                 ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable - Trade                                                   $            888  $               -
     Accounts Payable - Related Party                                                        950                  -
                                                                                 ---------------   ----------------
     TOTAL CURRENT LIABILITIES                                                             1,838                  -

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no
     shares issued                                                                             -                  -
     Common stock, $.001 par value; authorized 20,000,000 shares;
     shares issued and outstanding: 2,042,000 on September 30, 2000 and
     December 31, 1999                                                                     2,042              2,042
     Additional paid-in capital                                                              324                324
     Less Stock Subscriptions Receivable                                                       -               (360)
     Accumulated deficit during development stage                                         (4,173)            (2,006)
                                                                                 ---------------   ----------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              (1,807)                 -
                                                                                 ---------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $             31  $               -
                                                                                 ===============   ================


    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
              For the Periods Ended September 30, 2000 and 1999 and
             June 3, 1996 (Date of Inception) to September 30, 2000



                                            For the Three Months Ended           For the Nine Months Ended          Inception to
                                                  September 30,                        September 30,                September 30,
                                             2000               1999              2000               1999                2000
                                        --------------    ----------------   ---------------   ----------------   -----------------
Revenue:
     None                              $             -   $               -  $              -  $               -  $                -
                                        --------------    ----------------   ---------------   ----------------   -----------------
Expenses:
     General and administrative costs                -                   -               874                  -               2,880
     Outside Service                               888                   -               888                  -                 888
     Stock Related                                 155                   -               405                  -                 405
                                        --------------    ----------------   ---------------   ----------------   -----------------
Gross Expenses                                   1,043                   -             2,167                  -               4,173

Operating Profit (Loss)                         (1,043)                  -            (2,167)                 -              (4,173)
                                        --------------    ----------------   ---------------   ----------------   -----------------
Provision for income taxes                           -                   -                 -                  -                   -

         Net loss                      $        (1,043)  $               -  $         (2,167) $               -  $           (4,173)
                                        ==============    ================   ===============   ================   =================
Net loss per common share - basic      $          0.00   $            0.00  $           0.00  $            0.00
                                        ==============    ================   ===============   ================
Weighted average number of shares            1,042,822           1,000,000         1,042,822          1,000,000
                                        ==============    ================   ===============   ================






    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
            For the Nine Months Ended September 30, 2000 and 1999 and
             June 3, 1996 (Date of Inception) to September 30, 2000


                                                                                                             Inception to
                                                                           September        September       September 30,
                                                                            30, 2000         30, 1999            2000
                                                                         --------------   --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                            $        (2,167) $             -  $          (4,173)
     Adjustments to reconcile net (loss) to net
     cash used by operating activities:

       Increase in accounts payable                                                 888                                 888
       Services and expenses paid with common stock                                   -                -              1,006
                                                                         --------------   --------------   ----------------
          Total adjustments                                                         888                -              1,894
                                                                         --------------   --------------   ----------------

  Net cash provided (used) by operating activities                               (1,279)               -             (2,279)
                                                                         --------------   --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans by Related Party                                                         950                -                950
     Capital contributions by incorporators                                         360                -              1,360
                                                                         --------------   --------------   ----------------
  Net cash provided by financing activities                                       1,310                -              2,310

Net increase (decrease) in cash                                                      31                -                 31
                                                                         --------------   --------------   ----------------
Cash, beginning                                                                       -                -                  -
                                                                         --------------   --------------   ----------------
Cash, ending                                                            $            31  $             -  $              31
                                                                         ==============   ==============   ================
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for services and expenses                 $             -  $             -  $           1,006
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


3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's initial registration statement on Form 10- SB, filed with the Securities and Exchange Commission on February 18, 2000. Therefore, those footnotes are included herein by reference.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of December, 2000.




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