Form 10QSB
period 2001-06-30
CYBERCOSMETICS INC
filed 2001-08-07
CIK 1016028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                  ------------    --------------


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





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes XX      No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 6, 2001 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended
June 30, 2001 and 2000 and June 3, 1996 (Date of Inception) to June 30, 2001...5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and 2000 and June 3, 1996 (Date of Inception) to June 30, 2001.................6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cybercosmetics Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                               as of June 30, 2001


                                                              (Unaudited)
                                                             June 30, 2001
                                                          --------------------
ASSETS

CURRENT ASSETS:

     Cash                                                $                   0
                                                          --------------------
     TOTAL CURRENT ASSETS                                                    0

TOTAL ASSETS                                             $                   0
                                                          ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdrafts                                                       192
     Accounts Payable                                                      200
     Accounts Payable - Related Party                                    2,705
                                                          --------------------
              TOTAL CURRENT LIABILITIES                                  3,097

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value;
       authorized 5,000,000 shares; 0 shares issued                          -
     Common stock, $.001 par value;
       authorized 20,000,000 shares;
       2,042,000 shares issued and outstanding
       on June 30, 2001                                                  2,042
     Additional paid-in capital                                            324
     Accumulated deficit during development stage                       (5,463)
                                                          --------------------
              TOTAL STOCKHOLDERS' DEFICIT                               (3,097)
                                                          --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $                   0
                                                          ====================


    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                       and
             From June 3, 1996 (date of inception) to June 30, 2001


                                                                                                               nception to
                                                  Three months ended                 Six months ended           June 30,
                                                       June 30,                           June 30             I   2001
                                                                                ---------------------------   -------------
                                                 2001             2000              2001           2000
                                             -------------    ------------      ------------    -----------   -------------
Revenue:
     None                                  $             - $             -  $              - $            - $             -
                                             -------------    ------------      ------------    -----------   -------------

Expenses:
     General & administrative costs                    207             165               207          1,124           5,463
                                             -------------    ------------      ------------    -----------   -------------

Operating Profit (Loss)                               (207)           (165)             (207)        (1,124)         (5,463)
                                             -------------    ------------      ------------    -----------   -------------

Provision for income taxes                               -               -                 -              -               -

                  Net loss                 $          (207) $         (165) $           (207)$       (1,124)$        (5,463)
                                             =============    ============      ============    ===========   =============

Net loss per common share - basic          $             - $             -  $              - $            -
                                             =============    ============      ============    ===========

Weighted average number of shares
outstanding - basic                              2,042,000       1,042,822         2,042,000      1,042,822
                                             =============    ============      ============    ===========














    The accompanying notes are an integral part of these financial statement

                              CYBERCOSMETICS, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                For the Six Months Ended June 30 , 2001 and 2000
                                       and
                June 3, 1996 (Date of Inception) to June 30, 2001


                                                                                                         June 3, 1996
                                                                           Six months ended              Inception) to
                                                                               June 30,                 (June 30, 2001
                                                                                                        ---------------
                                                                         2001              2000
                                                                   ----------------    -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                   $            (207)  $       (1,124)            (5,463)
                                                                   ----------------    -------------    ---------------

     Adjustments to reconcile net (loss) to net cash used by operating activities:
          Services paid with common stock                                         -                -              1,006
          Increase in accounts payable                                            -                -                200
                                                                   ----------------    -------------    ---------------

     Net cash provided (used) by operating activities                          (207)           1,124             (4,257)
                                                                   ----------------    -------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans by related parties                                                 -              850              2,705
          Capital contributions by incorporators                                  -                -              1,000
          Stock subscriptions collected                                           -              360                360
                                                                   ----------------    -------------    ---------------
     Net cash provided by financing activities                                    -            1,210              4,065

Net increase in cash                                                           (207)              86               (192)
                                                                   ----------------    -------------    ---------------

Cash, beginning                                                                  15                -                  -
                                                                   ----------------    -------------    ---------------

Cash, (bank overdrafts) ending                                    $            (192)  $           86               (192)
                                                                   ================   ==============    ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses           $               -   $            -              1,006
                                                                   ================   ==============    ===============


    The accompanying notes are an integral part of these financial statements

                               CYBERCOSMETICS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 June 30 , 2001


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the third quarter of 2001, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of August, 2001.




CYBERCOSMETICS, INC.



/s/  Richard Surber                                             August 6, 2001
--------------------------------------------------------------
Richard Surber
President and Director

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