Form 10QSB
period 2001-09-30
CYBERCOSMETICS INC
filed 2001-11-02
CIK 1016028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 31, 2001 was 2,042,000.

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

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cybercosmetics Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2001............................F-2

Unaudited Statement of Operations for the three and nine months ended September 30, 2001 and 2000 and June 3, 1996 (Date of Inception) to September
30, 2001.....................................................................F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 and June 3, 1996 (Date of Inception) to September 30, 2001..........F-4

Notes to Condensed Financial Statements......................................F-5

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                            As Of September 30, 2001


                                                                            (Unaudited)
                                                                        September 30, 2001
                                                                         ------------
ASSETS

CURRENT ASSETS:

     Cash                                                                $          0
                                                                         ------------
     TOTAL CURRENT ASSETS                                                           0

TOTAL ASSETS                                                             $          0

                                                                         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable - Trade                                            $        692
     Accounts Payable - Related Party                                           3,531
                                                                         ------------
     TOTAL CURRENT LIABILITIES                                                  4,223

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares;
          no shares issued                                                          -
     Common stock, $.001 par value; authorized 20,000,000 shares;
          shares issued and outstanding: 2,042,000 on September 30, 2001        2,042
     Additional paid-in capital                                                   324
     Accumulated deficit during development stage                              (6,589)
                                                                         ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   (4,223)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $          0

                                                                         ============



    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
              For the Periods Ended September 30, 2001 and 2000 and
             June 3, 1996 (Date of Inception) to September 30, 2001




                                         For the Three Months Ended   For the Nine Months Ended   Inception to
                                                September 30,               September 30,         September 30,
                                            2001           2000           2001           2000         2001
                                         ----------    -----------     -----------   ----------   ----------

Revenue:
     None                                $        -    $         -     $         -   $        -   $
                                         ----------    -----------     -----------   ----------   ----------

Expenses:
     General and administrative costs            81              -              81          874        2,349
     Outside Service                            552            888             759          888        3,143
     Stock Related                              493            155             493          405        1,097
                                         ----------    -----------     -----------   ----------   ----------
Gross Expenses                                1,126          1,043           1,333        2,167        6,589

Operating Profit (Loss)                      (1,126)        (1,043)         (1,333)      (2,167)      (6,589)
                                         ----------    -----------     -----------   ----------   ----------

Provision for income taxes                        -              -               -            -            -

         Net loss                        $   (1,126)   $    (1,043)    $    (1,333)  $   (2,167)  $   (6,589)

                                         ==========    ===========     ===========   ==========   ==========

Net loss per common share - basic        $     0.00    $      0.00     $      0.00   $     0.00

                                         ==========    ===========     ===========   ==========

Weighted average number of shares         2,042,000      1,042,822       2,042,000    1,042,822

                                         ==========    ===========     ===========   ==========






    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
            For the Nine Months Ended September 30, 2001 and 2000 and
             June 3, 1996 (Date of Inception) to September 30, 2001



                                                                                                 Inception to
                                                                         September   September   September 30,
                                                                         30, 2001    30, 2000       2001
                                                                         ---------   ---------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                             $  (1,333)  $  (2,167)  $    (6,589)
     Adjustments to reconcile net (loss) to net cash used by operating activities:

       Increase in accounts payable                                            492         888           692
       Services and expenses paid with common stock                              -           -         1,006
                                                                         ---------   ---------   -----------
          Total adjustments                                                    492         888         1,698
                                                                         ---------   ---------   -----------

  Net cash provided (used) by operating activities                            (841)     (1,279)       (4,891)
                                                                         ---------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans by Related Party                                                    826         950         3,531
     Stock subscriptions collected                                               -         360           360
     Capital contributions by incorporators                                      -           -         1,000
                                                                         ---------   ---------   -----------
  Net cash provided by financing activities                                    826       1,310         4,891

Net increase (decrease) in cash                                                (15)         31             0
                                                                         ---------   ---------   -----------

Cash, beginning                                                                 15           -             0
                                                                         ---------   ---------   -----------

Cash, ending                                                             $       0   $      31   $         0

                                                                         =========   =========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for services and expenses                  $       -   $       -   $     1,006
                                                                         =========   =========   ===========
                                                                                                       1,006


    The accompanying notes are an integral part of these financial statements

                               CYBERCOSMETICS, INC
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for the next 12 months, but there is no guarantee that these funds will be provided.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st of October, 2001.




CYBERCOSMETICS, INC.


 /s/ Richard D. Surber
______________________
Richard D. Surber
President and Director

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