Form 10KSB
period 2001-12-31
CYBERCOSMETICS INC
filed 2002-05-15
CIK 1016028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934 for the fiscal year ended December 31, 2001.

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


                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class            Name of each Exchange on Which Registered
       -------------------            -----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2001 were $ 0.

At May 15, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................5

Item 3.           Legal Proceedings............................................5

Item 4.           Submission of Matters to a Vote of Security-Holders..........5


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....5

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements.........................................7

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure..........................8

                                    PART III

Item 9.           Directors and Executive Officers.............................8

Item 10.          Executive Compensation.......................................9

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................10

Item 12.          Certain Relationships and Related Transactions..............11

Item 13.          Exhibits and Reports on Form 8-K............................11

                  Signatures..................................................12

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

Cybercosmetics, Inc. (the "Company") was formed as a Nevada corporation on June 3, 1996, for the purpose of specializing in Internet "virtual mall" development. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's former parent, Axia Group, Inc., a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc. was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding CyberMalls, Inc.'s plans to create the search engine were discontinued. Consequently, the plans to create a virtual mall with at least 40 theme based stores with the 40 related companies including the Company's theme based virtual store were abandoned. The Company became a "blank check" or "shell" company during the last quarter of 1996 as a result of the inability of the Company's then parent to sufficiently fund the Company's planned operations and is currently seeking a business or businesses to acquire.

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

Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

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

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The building is owned by Salt Lake Development
Corporation, a majority owned subsidiary of Axia Group, Inc. which is a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during to fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.

                                     PART II

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the calendar year 2001, all prior sales of unregistered securities were previously reported in initial registration statement (FORM 10-SB).

Record Holders

As of December 31, 2001, there were Seventy-Seven (77) shareholders of record holding a total of 2,042,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Results of Operations

The Company had no revenue from continuing operations from inception through period ended December 31, 2001.

General and administrative expenses for the year ended December 31, 2001 were $4,418. General and administrative expenses for 2001 consisted of expenses to keep the Company in good corporate standing, fees to Transfer Agents, and minimal expenses for office and bank account administration.

The Company had a net loss of $4,418 for the year ended  December 31, 2001.  The
Company's   net  loss  for  fiscal   2001  was   attributable   to  general  and
administrative expenses.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of December 31, 2001, the Company had no major assets. The Company is currently authorized to issue 20,000,000 shares of common stock, of which 2,042,000 shares are issued and outstanding, and 5,000,000 shares of preferred stock, none of which is outstanding as of December 31, 2001. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2001. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2001. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified. Upon consummation of a merger, the Company may decide to file the necessary and appropriate registration statements to register the affiliates' shares. In addition, the promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities issued both before and after any business combination.

The Company projects that its operating requirements will not exceed $10,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Axia Group, Inc. will loan the Company sufficient funds to cover these costs over the next twelve months. Richard Surber will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities & Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

ITEM 7.           FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2001 are attached hereto as F-1 through F-8.

                               Cybercosmetics, Inc

                         Financial Statements and Report

                   Of Independent Certified Public Accountants
                                December 31, 2001

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Report from Independent Auditors.............................................F-2

Audited Balance Sheet as of December 31, 2001 and December 31, 2000..........F-3

Audited Statement of Operations for the years ended December 31, 2001 and 2000 and June 3, 1996 (Date of Inception) to December 31, 2001....................F-4

Audited Statement of Cash Flows for the year ended December 31, 2001 and 2000 and June 3, 1996 (Date of Inception) to December 31, 2001....................F-5

Audited Statement of Stockholder's Equity for the year ended December
31, 2001.....................................................................F-6

Notes to Condensed Financial Statements......................................F-7

[ANDERSEN ANDERSEN & STRONG, L.L.C.
941 EAST 3300 SOUTH, SUITE 202
SALT LAKE CITY, UTAH 84106
PHONE: 801-486-0096
FAX: 801-486-0098]



Board of Directors
Cybercosmetics, Inc.
Salt Lake City, Utah


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheet of Cybercosmetics, Inc. (a development stage company), at December 31, 2001 and the related statements of operations and stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period from June 3, 1996 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybercosmetics, Inc. at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from June 3, 1996 (date of inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations from its inception and does not have the necessary working capital for any future planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Andersen Andersen & Strong, L.L.C.
Salt Lake City, Utah
May 9, 2002

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                             As Of December 31, 2001


                                                                                           December 31,
                                                                                              2001
                                                                                            ---------
                                         Assets
CURRENT ASSETS
            Cash in bank                                                                    $       -

                                                                                            ---------
                                    Total Current Assets                                            -
                                                                                            ---------


                                                                                            ---------


                          Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable                                                                            $   1,077
Accounts payable - related parties                                                              6,231
                                                                                            ---------
                                    Total Current Liabilities                                   7,308
                                                                                            ---------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued                 -
     Common stock, $.001 par value, 20,000,000 shares authorized,
         2,042,000 shares issued and outstanding                                                2,042
     Additional paid-in capital                                                                   324
     Deficit accumulated during development stage                                             (9,674)
                                                                                            ---------
                                Total stockholders equity                                     (7,308)
                                                                                            ---------

Total Liabilities and Stockholders Equity                                                   $       -

                                                                                            ---------
















    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                   Years ended December 31, 2001 and 2000 and
                 Period From June 3, 1996 (Date of Inception) to
                                December 31, 2001




                                                     December 31,  December 31, Inception to
                                                         2001         2000       December
                                                                                 31, 2001
                                                      ----------   -----------   -------
Revenue: None                                         $        -   $         -   $     -
Expenses:
         General and administrative                        4,418         3,250     9,674
                                                      ----------   -----------   -------


                  Net Loss                                (4,418)       (3,250)   (9,674)
                                                      ----------   -----------   -------


Net Loss per common share - basic                     $        -   $         -

                                                      ----------   -----------

Weighted average common shares - basic and diluted     2,042,000     2,042,000

                                                      ----------   -----------


















    The accompanying notes are an integral part of these Financial Statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Years ended December 31, 2001 and 2000
                 Period From June 3, 1996 (Date of Inception) to
                                December 31, 2001



                                                            December 31, December 31, Inception to
                                                               2001         2000       December 31,
                                                                                         2001
                                                              --------    --------   ----------

Cash flows from operating activities:
   Net loss                                                   $ 4,418)    $(3,250)   $  (9,674)
       Adjustments to reconcile net loss to net cash (used) in
             operating activities:
      Services and expenses paid with common stock                               -        1,006
      Increase in accounts payable                               4,403       2,905        7,308
                                                              --------    --------   ----------
          Total Adjustments                                      4,403       2,905        8,314

          Net cash provided by operating activities                (15)      (345)      (1,360)
                                                              --------    --------   ----------

Cash flows from investing activities                                             -            -
                                                              --------    --------   ----------

Cash flows from financing activities
       Capital contributions by incorporators                        -           -        1,000
       Stock subscriptions collected                                 -         360          360
                                                              --------    --------   ----------
            Net cash provided by financing activities                -         360        1,360

Net increase in cash                                               (15)         15            -

Cash, beginning                                                     15           -            -
                                                              --------    --------   ----------

Cash, ending                                                  $      -    $     15   $        -
                                                              --------    --------   ----------

Supplemental Schedule of Investing and Non-cash
Financing Activities
      Issuance of common stock for services                   $      -    $  1,006   $    1,006

                                                              --------    --------   ----------









    The accompanying notes are an integral part of these Financial Statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                  Statement of Changes In Stockholders' Equity
        Period From June 3, 1996 (Date of Inception) to December 31, 2001



                                                                                    Additional Paid-
                                                               Common Stock               in        Accumulated
                                                       ---------------------------
                                                           Shares          Amount      Capital        Deficit       Total
                                                       ---------------   ---------    ----------    ----------   ----------

Issuance of common stock to incorporators for
cash - May 21, 1996 at $0.001
                                                             1,000,000   $   1,000    $        -    $        -   $    1,000
    Net loss for the period from February 15, 1996
        (date of inception) to Dec. 31, 1997                         -           -             -        (1,000)     (1,000)
                                                       ---------------   ---------    ----------    ----------   ----------
Balance December 31, 1997                                    1,000,000       1,000             -        (1,000)           -

    Results of operations year ended December 31                     -           -             -             -            -
                                                       ---------------   ---------    ----------    ----------   ----------
Balance December 31, 1998                                    1,000,000       1,000             -        (1,000)           -

    Issuance of common stock for services - Dec 15 @ $.001   1,006,000       1,006             -             -        1,006
    Shares subscribed- Dec. 16 @ $0.01                          36,000          36           324             -          360
    Subscriptions not collected until February 3, 2000               -           -             -             -        (360)
    Results of operation year ended December 31                      -           -             -        (1,006)     (1,006)
                                                       ---------------   ---------    ----------    ----------   ----------
Balance at December 31, 1999                                 2,042,000   $   2,042    $      324    $   (2,006)  $        -

    Subscriptions collected Feb. 3, 2000                             -           -             -             -          360
    Results of operations year ended December 31                     -           -             -        (3,250)     (3,250)
                                                       ---------------   ---------    ----------    ----------   ----------
Balance December 31, 2000                                    2,042,000       2,042           324        (5,256)     (2,890)

    Result of Operations year ended December 31                      -           -             -        (4,418)     (4,418)
                                                       ---------------   ---------    ----------    ----------   ----------
Balance December 31, 2001                                    2,042,000       2,042           324        (9,674)     (7,308)

                                                       ---------------   ---------    ----------    ----------   ----------


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

Income Taxes

At December 31, 2001, the Company had a net operating loss carryforward of $9,674. The tax benefit from the loss carry forward has been duly offset by a valuation reserve because use of future tax benefit is undeterminable since the Company has no operations. The net operating loss expires in increments beginning in 2011.

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

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


3.  Related Party Transactions

The statement of Changes in stockholders' equity shows 2,042,000 shares of common stock outstanding of which 2,000,000 shares were issued to related parties. At December 31, 2001, the Company owed $6,231 to these related parties.

4.  Going Concern

Continuation of the Company as a going concern is dependent upon obtaining additional working capital for any future planned activity and management of the Company will be required to develop a strategy which will accomplish this objective. There can be assurance that the Company can be successful in this effort.

5.           Subsequent Event

On December 15th the Company adopted a Stock Exchange Agreement whereby H-Net.net, Inc. was to issue 10,000 shares of its common stock to the Company in exchange for the Company issuing 100,000 shares of its common stock to H-Net.net, Inc. On April 3, 2002, the parties agreed to cancel all obligations relating to the Stock Exchange Agreement and cancel all shares previously issued pursuant to the agreement. This transaction has been treated as if it were null and void from its inception, therefore, it is not reflected in the financial statements as of December 31, 2001.

ITEM 8.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no disagreements with its independent accountants.

                                    PART III

ITEM 9.                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                           PERSONS

The following individual constitutes the Company's sole Executive Officer and Director as of the date of this filing.

Name                 Age      Position
Richard D. Surber    29       President, Secretary, Treasurer and Director

No other persons are expected to make any significant contributions to the Company who are not executive officers or directors of the Company.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Richard D. Surber, 29, is the Company's sole director and its president, and has served as such since December 15, 1999. He will serve as director until the next annual meeting of the Company's shareholders.

Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. Since 1992, he has gained extensive experience serving as an officer and/or director of many public and private companies.

He has been an officer and director of several public companies, including: Axia Group, Inc., our parent corporation and a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Elocity Networks Corp., an Internet company (president and director form June 1999 to April 10, 2000); Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), formerly a shell company who then acquired many of Axia's holdings in exchange for stock (president and director from May 1999 to the present); Wichita Development Corporation, owner of an office building in Wichita, Kansas (president and director December 15, 1999 to November, 12, 2001); and Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of Axia, whose operations included a 138 room motel in Baton Rouge, LA, (president and director from September 1999 to December 19,
2001). Mr. Surber is also the president and a director of several reporting and non-reporting shell companies in which Axia has ownership interests. These shell companies intend to become fully reporting public companies.

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended December 31, 2001, The following persons were Officers or Directors of the Company, or owners of in 10% or more of the outstanding shares of the Company who failed to file reports required by Section 16(a) on a timely basis:

                           Number of Reports Filed      Number of Transactions
Name                       Late                         Not Reported
----                       ----                         ------------
Richard D. Surber           1                            0
Axia Group, Inc.            1                            0

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to Richard Surber during the fiscal years ended December 31, 2000 or 2001. The Company, as of the filing date, has issued Richard Surber a total of 1,000,000 Shares for his services to the Company valued at $1,000. The Company in 1996 also issued Axia Group, Inc. (f/k/a CyberAmerica Corporation) 1,000,000 shares for the organizational cost of the Company valued at $1,000. There is currently no policy in place that prevents the Company from compensating Richard Surber or any future officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation. The Company has no current plans to compensate any of the aforementioned entities in this manner in the foreseeable future. However, the Company may agree to register the shares pursuant to an appropriate registration statement on or after the Company effects a merger or acquisition.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the company during the years 1998 to 2001. The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                               Long Term Compensation
                                                                                    Awards                          Payouts
                                                                                          Securities
                                                                         Restricted       Underlying
                                                        Other Annual        Stock          Options           LTIP         All Other
   Name and Principal              Salary     Bonus     Compensation      Award(s)           SARs          payouts      Compensation

        Position           Year      ($)       ($)           ($)             ($)             (#)             ($)             ($)
Richard D. Surber          2001       0         -             -               -                -              -               -
Secretary, Treasurer and   2000       0         -             -               -                -              -               -
Director                   1999       0         -             -            $1,000              -              -               -

Compensation of Directors

Currently there are no plans to compensate the Directors of the Company for their services.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of December 31, 2001, the number and percentage of outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company,
(iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company's outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).


  Title of Class     Name and Address of Beneficial       Amount and Nature of     Percent of Class
                                Ownership                 Beneficial Ownership
   Common Stock         Richard Surber, President
                        268 W. 400 S., Suite 300               2,000,0001                97.9%
                       Salt Lake City, Utah 84101
   Common Stock             Axia Group, Inc.                    1,000,000                48.9%
                        268 W. 400 S., Suite 300
                       Salt Lake City, Utah 84101
   Common Stock        All Executive Officers and               2,000,000                97.9%
                          Directors as a Group


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has not been a party to any material transaction or series of transactions with any Director or Executive Officer of the Company, any nominee for election as a Director of the Company or any beneficial owner of 5% or more of the Company's outstanding common stock, nor is the Company involved in any such proposed transactions.

--------
1 Richard D. Surber is the President and CEO of Axia Group, Inc. and therefore has voting power over the 1,000,000 shares held by Axia Group, Inc. Mr. Surber personally owns 1,000,000 additional shares of the Company's stock.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2002.

                                               Cybercosmetics, Inc.

                                                  /s/  Richard Surber
                                               --------------------------------
                                               Name: Richard Surber
                                               Title: President/CEO and Director




















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

Exhib.           Page
No.               No.      Description

3(i)              *        Articles of Incorporation of Cybercosmetics, Inc., a
                           Nevada corporation, filed with the State of Nevada on June 3, 1996.

3(ii)             *        By-laws of the Company adopted on May 24, 1996.

4                 *        Employee Benefit Plan adopted on December 14, 1999.


* Incorporated by reference from Form 10-SB filed February 18, 2000.
















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]