Form 10QSB
period 2002-06-30
CYBERCOSMETICS INC
filed 2002-08-19
CIK 1016028

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 19, 2002 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of June 30, 2002.......................................................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2002 and 2001 and
June 3, 1996 (Date of Inception) to June 30, 2002.................................................................5

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and 2001 and
June 3, 1996 (Date of Inception) to June 30, 2002.................................................................6

Notes to Condensed Financial Statements...........................................................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................8

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

SIGNATURES........................................................................................................9

INDEX TO EXHIBITS................................................................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cybercosmetics Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                               as of June 30, 2002


                                                                                                (Unaudited)
                                                                                               June 30, 2002
                                                                                            --------------------
ASSETS

CURRENT ASSETS:

     Cash                                                                                  $                   0
                                                                                            --------------------
     TOTAL CURRENT ASSETS                                                                                      0

TOTAL ASSETS                                                                               $                   0

                                                                                            --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                                                      1,050
     Accounts Payable - Related Party                                                                      7,015
                                                                                            --------------------
              TOTAL CURRENT LIABILITIES                                                                    8,065

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value; authorized 5,000,000 shares; 0 shares  -
     issued Common stock, $.001 par value; authorized 20,000,000 shares;
            2,042,000 shares issued and outstanding on June 30, 2002                                       2,042
     Additional paid-in capital                                                                              324
     Accumulated deficit during development stage                                                        (10,431)
                                                                                            --------------------
              TOTAL STOCKHOLDERS' DEFICIT                                                                 (8,065)
                                                                                            --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $                   0

                                                                                            --------------------


    The accompanying notes are an integral part of these financial statements

                              CYBERCOSMETICS, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
            For the Three and Six Months Ended June 30, 2002 and 2001
                                       and
             From June 3, 1996 (date of inception) to June 30, 2002




                                                                                                               Inception to
                                                  Three months ended                 Six months ended           June 30,
                                                       June 30,                           June 30                2002
                                                                                ---------------------------   -------------
                                                 2002             2001              2002           2001
                                             -------------    ------------      ------------    -----------   -------------

                                             -------------    ------------
Revenue:
     None                                  $             - $             -  $              - $            - $             -
                                             -------------    ------------      ------------    -----------   -------------

Expenses:
     General & administrative costs                    727             207               758            207          10,431
                                             -------------    ------------      ------------    -----------   -------------

Operating Profit (Loss)                              (727)           (207)              (758)          (207)        (10,431)
                                             -------------    ------------      ------------    -----------   -------------

Provision for income taxes                               -               -                 -              -

                  Net loss                 $         (727)           (207)  $           (758)$         (207)$       (10,431)
                                             =============    ============      ============    ===========   =============

Net loss per common share - basic          $             -               -  $              - $            -

                                             -------------    ------------      ------------    -----------

Weighted average number of shares
outstanding - basic                              2,042,000       2,042,000         2,042,000      2,042,000

                                             -------------    ------------      ------------    -----------














    The accompanying notes are an integral part of these financial statement

                              CYBERCOSMETICS, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                For the Six Months Ended June 30 , 2002 and 2001
                                       and
                June 3, 1996 (Date of Inception) to June 30, 2002



                                                                                                         June 3, 1996
                                                                           Six months ended              Inception) to
                                                                               June 30,                 (June 30, 2002
                                                                                                        ---------------
                                                                         2002              2001
                                                                   ----------------    -------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                   $            (726)  $         (207)           (10,431)
                                                                   ----------------    -------------    ---------------

     Adjustments to reconcile net (loss) to net cash used by
     opering activities:
          Services paid with common stock                                         -                -              1,006
          Increase in accounts payable                                          726                -              8,065
                                                                   ----------------    -------------    ---------------

     Net cash provided (used) by operating activities                             -             (207)            (1,360)
                                                                   ----------------    -------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Capital contributions by incorporators                                  -                -              1,000
          Stock subscriptions collected                                           -                -                360
                                                                   ----------------    -------------    ---------------
     Net cash provided by financing activities                                    -                -              1,360

Net increase in cash                                                              -             (207)                 -
                                                                   ----------------    -------------    ---------------

Cash, beginning                                                                   -               15                  -
                                                                   ----------------    -------------    ---------------

Cash, (bank overdrafts) ending                                    $               -             (192)                 -

                                                                   ----------------    -------------    ---------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses           $               -   $            -              1,006

                                                                   ----------------    -------------    ---------------



    The accompanying notes are an integral part of these financial statements

                               CYBERCOSMETICS, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 June 30 , 2002


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the third quarter of 2002, but there can be no assurance that this expectation will be fully realized.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of August, 2002.


CYBERCOSMETICS, INC.



 /s/ Richard Surber                                             August 19, 2002
--------------------------------------------------------------
Richard Surber
President and Director




CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Cybercosmetics, Inc. (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, as acting Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes- Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a)
                   or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


          /s/ Richard Surber
         ---------------------------------
         Richard Surber
         CEO/CFO
         August 19, 2002

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